Form 10KSB40
period 1999-12-31
CRCB CORP
filed 2000-04-05
CIK 1084359

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      Date of Report (Date of earliest event reported) - December 31, 1999

                                CRCB Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)

         Florida                        000-28565              65-0820046
--------------------------------------------------------------------------------
(State or other jurisdiction           (Commission           (IRS Employer
 of incorporation)                     File Number)          Identification No.)

       350 East Las Olas Boulevard, Suite 1700, Fort Lauderdale, FL 33301
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code   954-763-1200
                                                   --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      none
                    ----------------------------------------
                              (Title of each class)

                    Name of each exchange on which registered
                                 not applicable
                    ----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                    ----------------------------------------

                    ----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. The issuer had no revenues for the 12 months ended December 31, 1999.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no market for the issuer's securities.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 4, 2000, 2,650,000 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes       No  X
             ----     ----

         This discussion in this annual report regarding CRCB Corporation and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect the our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this Annual Report on Form 10-KSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                                     PART I

Item 1.  Description of Business

Our History

         We were incorporated on July 1, 1997 under the name CRCB Corporation. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale or a significant amount of assets not in the ordinary course of business.

Our Business

         We are a development stage company and have had no operations. Other than issuing shares to our shareholders, we have never commenced any operational activities. As such, we have no specific products, services, or business. We can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with an unidentified private entity (a "Business Opportunity").

         In December 1999, we voluntarily registered our common stock under the Securities Exchange Act of 1934 (the "Exchange Act") under a registration statement on Form 10-SB. We elected to file the registration statement and become subject to the reporting requirements of Section 13 of the Exchange Act because we believe it will be advantageous to us in attracting a Business Opportunity candidate. We believe a Business Opportunity will involve a transaction with a corporation not requiring cash or assets, but which desires to establish both a public market for its common stock and the perceived advantages of status as an Exchange Act registered corporation. There is no assurance that our assumption is correct.

         Federal and state tax consequences will likely be major considerations in any Business Opportunity we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to the parties to the transaction, pursuant to various federal and state tax provisions. We intend to structure any Business Opportunity so as to minimize the federal and state tax consequences to both ourselves and the target entity; however, there can be no assurance that such Business Opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-fee treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties of the transaction.

         Sections 13 and 15(d) of the Exchange Act require companies which are subject to those rules provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that maybe incurred by some target entities to prepare such statements may preclude our consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         We have not conducted, nor have others made available to us, results or market research indicating that market demand exists for the transactions contemplated by us. However, we do not presently have, and do not plan to establish, a marketing organization. Even in the event a Business Opportunity is identified for merger or acquisition contemplated by us, there is no assurance we will be successful in completing such Business Opportunity.

Competition

         We are and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable Business Opportunity candidates for us. Nearly all such entitles have significantly greater experience and financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible Business Opportunities and successfully completing a Business Opportunity.

Intellectual Property

         We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation

         The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan that we describe herein.

         Roxanne K. Beilly and Charles B. Pearlman, our principal shareholders, have expressed an intention not to sell their respective shares until we have successfully completed a merger or acquisition, and we are no longer classified as a "blank check" company.

         Transferability of our shares of common stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances prohibiting, the initial sale and subsequent resale of securities of "blank check" companies, such as CRCB, within that state. In addition, many states while not specifically prohibiting the issuance of securities may restrict securities of "blank check" companies, such as CRCB, within that state. Further, many states, while not specifically prohibiting or restricting securities of "blank check" companies, would require us to register our securities for sale or resale in their states. We currently have no plan to register any of our securities with any state. To ensure that any state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resales. We do not anticipate that a secondary trading market for our securities will develop in any state until subsequent to consummation of a Business Opportunity, if at all.

         Although we are subject to regulation under the Exchange Act, we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities.

Employees

         We currently have no full or part-time employees. There are no collective bargaining agreements or employment agreements with Ms. Beilly or Mr. Pearlman, our sole officers and directors. Both Ms. Beilly and Mr. Pearlman are involved in other full-time business activities and they participate in the running of the CRCB on a part-time basis as needed without compensation. We do not plan to make any change in the number of our employees to evaluate Business Opportunities. The need for additional employees and their availability will be addressed in connection with our decision of whether or not to pursue a Business Opportunity.

Item 2.  Description of Property

         We do not own or lease any real or personal property. We currently operate without charge out of space donated by Atlas Pearlman, P.A., a law firm of which Ms. Beilly and Mr. Pearlman, our officers, directors and principal shareholders, are partners. We believe that this space is sufficient for us at this time.

         We have no preliminary agreements or understandings with respect to the office facility subsequent to the completion of a Business Opportunity. Upon closure of a Business Opportunity, we plan to relocate our office to that of the Business Opportunity candidate.

         We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

         We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There has never been any established "public market" for shares of our common stock. We intend to submit for quotation of our common stock on the OTC Bulletin Board; however, we do not expect any public market for our common stock will develop until we complete an acquisition, reorganization or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities Act by members of our management may have a substantial adverse impact on any such public market, and all of the current and former members of management have already satisfied the "holding period" requirements of Rule 144.

Blue Sky Considerations.

         The laws of some states prohibit the resale of securities issued by blank check or shell corporations. We are considered a "blank check" or "shell" corporation for the purpose of state securities laws. Accordingly, it is possible that current shareholders may be unable to resell their securities in other states. Additionally, because each state has a series of exempt securities predicated upon the particular facts of each transaction, it is not possible to determine if a proposed transaction by an existing shareholder would violate the securities laws of any particular state. In the event an existing shareholder or broker/dealer resells our securities in a state where such resale is prohibited, We believe that the seller thereof maybe liable criminally, or civilly under that particular state's laws. Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.

Penny Stock Considerations

         Penny stocks are generally defined as equity securities with a price of less than $5.00. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain rules adopted by the SEC. These penny stock rules required a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares will likely be subject stock rules and our shareholders will in all likelihood find it difficult to sell their securities.

Holders

         The number of record holders of our common stock as of April 4, 2000 is approximately 67.

Dividend Policy

         We have never paid cash dividends on our common stock or our preferred stock. We do not anticipate that we will have any earnings until such time as we consummate a merger, acquisition or business combination with a Business Opportunity. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At December 31, 1999 we had negative working capital of $487. Our net losses of $1,177 and $150 for the years ended December 31, 1999 and 1998, respectively, resulted from costs associated with organizational expenses.

         During fiscal 2000 we plan to seek out Business Opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management. We anticipate that Business Opportunities will be available to us through the contacts of Ms. Beilly and Mr. Pearlman. We anticipate that the investigation of specific Business Opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Ms. Beilly and Mr. Pearlman or under their direction. We plan to investigate, to the extent believed reasonable by us, such potential Business Opportunities. No assurance can be given, however, that we will discover or adequately evaluate adverse facts about the Business Opportunity to be acquired.

         Inasmuch as we will have no funds available to us in our search for Business Opportunities, we will not be able to expend significant funds on a complete and exhaustive investigation of potential Business Opportunities. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management will pay any charges with their personal funds, as interest free loans to us. However, the only opportunity which we have for repayment of these loans will be from the successful consummation of a Business Opportunity. The repayment of any loans made on behalf of us will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         We have no particular Business Opportunity in mind and have not entered into any negotiations regarding any Business Opportunity. None or our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a Business Opportunity between us and such other company as of the date of Annual Report. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a Business Opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of potential Business Opportunities. We anticipate that we will be able to participate in only one potential Business Opportunity because we have no assets and limited financial resources. To date, we have not developed any criteria for the selection of Business Opportunities. We will seek to expand through acquisitions which are not currently identified and which entail risks, which you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our business. We cannot assure you that we will be able to ultimately effect any acquisition, successfully integrate any acquired business in our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any acquisition and our management may have complete discretion in determining the terms of any acquisition. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential acquisition that we may undertake.

         Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a fully reporting public company. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

         Potentially, available Business Opportunities may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such Business Opportunities extremely difficult and complex. We do not and will not have capital to provide the owner's of Business Opportunities with any significant cash or other assets. However, we believe we can offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The owners of the Business Opportunities will, however, incur significant legal and accounting costs in connection with the reporting obligations under the Exchange Act, including preparing and filing Forms 8-K, 10-K or 10-Q, and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data which would support the perceived benefits for the owners of a Business Opportunity.

         We believe that there is a demand by non-public corporations for shell corporations that are publicly registered companies. We believe that demand for shells has increased dramatically since the SEC imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act. This regulation has decreased substantially the number of "blank check" offerings filed with the SEC and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a Business Opportunity.

         Prior to making a decision regarding a Business Opportunity, we plan to request that we be provided with written materials regarding the Business Opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions which they are based; evidence of existing patents, trademarks or services marks or rights thereto; present and proposed forms of compensation as to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and other information deemed relevant.

         Upon the consummation of a transaction, we anticipate that our present management and shareholders will no longer be in control of CRCB. In addition, our two directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders, or may sell their stock in CRCB. We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a Business Opportunity.

         We anticipate that any securities issued as a result of a Business Opportunity will be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a Business Opportunity and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any Business Opportunity may result in a significant issuance of shares and substantial dilution to our present shareholders.

Item 7.  Financial Statements

         Our audited financial statements for the years ended December 31, 1999 and 1998, and for the period from July 1, 1997 (date of inception) to December 31, 1999 are included in this report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, positions with CRCB and ages of our executive officers and directors. Directors are elected at our annual meeting of shareholders, and will serve for one year or until their successors are elected and qualified. Officers are elected by the board or directors, and their terms of office are at the discretion of the board or directors. There are no family relationships among directors and executive officers

Name                          Age          Position
----                          ---          --------

Charles B. Pearlman            54          Chairman of the Board, Vice President
                                           and Secretary

Roxanne K. Beilly              38          President, Chief Executive Officer,
                                           Treasurer and Director

         Charles B. Pearlman. Mr. Pearlman has been chairman of the board of directors, vice president and secretary of CRCB since our inception in July 1997. Mr. Pearlman, a founding partner of the law firm of Atlas Pearlman, P.A., has been with the firm since October 1982. Mr. Pearlman primarily represents private and publicly owned corporate clients and investment banking firms. Mr. Pearlman is a member of both the Florida and New York Bars and the Broward County and American Bar Associations. Mr. Pearlman received a B.S. degree from the Wharton School at the University of Pennsylvania and a J.D. from Brooklyn Law School.

         Roxanne K. Beilly. Ms. Beilly, a founder of CRCB, has been a director and our president, chief executive officer and treasurer since our inception in July 1997. Ms. Beilly is a partner of the law firm of Atlas, Pearlman, P.A. and a member of The Florida Bar and American Bar Association. Ms. Beilly joined Atlas Pearlman, P.A. in 1993. Ms. Beilly has represented both corporate clients and investment banking firms in a large number of initial public offerings and private placements for more than nine years. Ms. Beilly received a B.S. degree from the University of Nebraska and a J.D. from Nova Southeastern University.

Involvement in Certain Legal Proceedings

         In the last five years, no director, executive officer, promoter or control person of CRCB has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons. Specifically, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of CRCB was:

         - a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

         - convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         - subject to any order, judgment or decree, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         - found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(a) of the Exchange Act

         We did not become subject to the reporting requirements of the Exchange Act until February 18, 2000, and, accordingly our officers, directors and principal shareholders were not required to file reports required by Section 16(a) of the Exchange Act during fiscal 1999.

Item 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last two fiscal years for our chief executive officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                Long - Term
                                    Annual Compensation                         Compensation Awards
                                    -------------------                         -------------------
Name and                                             Other Annual      Restricted  Options                All Other
Principal Position         Year     Salary  Bonus    Compensation       Stk Awds   SARs(#)        LTIP     Compen.
------------------         ----     ------  -----    ------------       --------   -------        ----     -------
Roxanne K. Beilly          1999     $0               $0                  0             0           0        0
president, chief           1998     $0               $0                  0             0           0        0
executive officer,
treasurer and director

         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the fiscal years ended December 31, 1999 or 1998. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included in this Annual Report.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

                                                   Individual Grants
                                                   -----------------
                No. of Securities                  % of Total Options
                Underlying                         Granted to Employees               Exercise     Expiration
Name            Options Granted                    in Fiscal Year                     Price        Date
--------------------------------------------------------------------------------------------------------------
Roxanne K. Beilly,
president, chief
executive officer
treasurer and director      0                        0                                  0            0

           AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

                                                                     No. of Securities
                                                                    Underlying Options              Value of Unexercised
                                 Shares                                  Options at                In-the-Money options at
                               Acquired on     Value                 December 31, 1999               December 31, 1999
                                                                     -----------------               -----------------
Name                            Exercise       Realized         Exercisable    Unexercisable    Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Roxanne K. Beilly
president, chief
executive officer,
treasurer and                      0            n/a                 n/a             n/a             n/a              n/a
director

Compensation of Directors

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from CRCB with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of CRCB, or a change in the person's responsibilities following a change in control of CRCB.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of April 4, 2000, there are 2,650,000 shares of our common stock issued and outstanding which represents our only class of voting securities. The following table sets forth, as of the close of business on April 4, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of our common stock; and (b) the number of shares of common stock owned by each of our officers and directors, and all officers and directors as a group, together with their respective percentage holdings of such shares. Pursuant to Rule 13-d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

         Unless otherwise indicated, the address for each person is 350 E. Las Olas Boulevard, Suite 1700, Fort Lauderdale, FL 33301.

Name and                                    Amount of                 Percentage
Address of                                  Beneficial                of
of Beneficial Owner(1)                  Ownership of Stock            Class
----------------------                  ------------------            -----
Roxanne K. Beilly                             750,000                 28.19%
Charles B. Pearlman                         1,290,000                 48.67%
All Executive Officers                      2,050,000                 77.06%
and Directors as a Group
(two people)

Change of Control

         There are currently no arrangements, which would result in a change of control of CRCB. A Business Opportunity involving the issuance of shares of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in CRCB. Any such Business Opportunity may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our board of directors. The resulting change in our control could result in the removal of our present management and a corresponding reduction or elimination of their participation in our future affairs.

Item 12. Certain Relationships and Related Transactions

         There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, or any security holder who is known by us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

         There have been no transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit           Description of Document                         Page No.
-------           -----------------------                         --------

3(i)              Articles of Incorporation (1)
3(ii)             By-Laws (1)


(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28565, as amended, as filed with the Securities and Exchange Commission on December 21, 1999.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CRCB Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRCB Corporation

                                     By: /s/ Roxanne K. Beilly
                                         ---------------------------------
                                             Roxanne K. Beilly, President, Chief
                                             Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                  Date
         ---------                                   -----                  ----
/s/ Charles B. Pearlman             Chairman of the Board,             April 4, 2000
-----------------------------       Vice President and
Charles B. Pearlman                 Secretary


/s/ Roxanne K. Beilly               Director, Chief Executive          April 4, 2000
------------------------------      Officer, President and
Roxanne K. Beilly                   Treasurer


                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                    For the Years Ended December 31, 1999 and
           1998, and the Period from July 1, 1997 (Date of Inception)
                              to December 31, 1999

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------



INDEPENDENT AUDITORS' REPORT                                            F-1
----------------------------



FINANCIAL STATEMENTS
--------------------

         BALANCE SHEETS                                                 F-2


         STATEMENTS OF OPERATIONS                                       F-3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                  F-4


         STATEMENTS OF CASH FLOWS                                       F-5


NOTES TO FINANCIAL STATEMENTS                                         F-6-8
-----------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
CRCB CORPORATION


We have audited the accompanying balance sheet of CRCB Corporation (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and the period from July 1, 1997 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRCB Corporation (a development stage company) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, and the period from July 1, 1997 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.



 /s/ LONDON WITTE & COMPANY, P.A.
---------------------------------
  LONDON WITTE & COMPANY, P.A.
  Certified Public Accountants

March 1, 2000

                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS

                                                                                    1999                             1998
                                                                            -------------------              -------------------
CURRENT ASSETS

     Cash                                                                   $               13               $              390
     Common stock subscription receivable                                                    0                               50
                                                                            -------------------              -------------------

          TOTAL CURRENT ASSETS                                                              13                              440
                                                                            -------------------              -------------------

          TOTAL ASSETS                                                      $               13               $              440
                                                                            ===================              ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                                       $              500               $                0
                                                                            -------------------              -------------------

          TOTAL CURRENT LIABILITIES                                                        500                                0
                                                                            -------------------              -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001 per share;
         10,000,000 shares authorized; shares issued
         and outstanding: 2,650,000 as of 12/31/99 and
         as of 12/31/98                                                                  2,650                            2,650
     Preferred stock, par value $.001 per share;
         1,000,000 shares authorized; no shares
         issued and outstanding                                                              0                                0
     Additional paid-in capital                                                            796                              546
     Deficit accumulated during the development
         stage                                                                          (3,933)                          (2,756)
                                                                            -------------------              -------------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (487)                             440
                                                                            -------------------              -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                              $               13               $              440
                                                                            ===================              ===================

                 See accompanying notes to financial statements

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      For the Years Ended December 31, 1999
               and 1998, and the Period From July 1, 1997 (Date of
                         Inception) to December 31, 1999

                                                                                                                   INCEPTION
                                                                                                                      TO
                                                            1999                          1998                       1999
                                                    ---------------------        ---------------------       ---------------------

REVENUES                                            $                  0         $                  0        $                  0


OPERATING EXPENSES:
     General and administrative                                    1,177                          150                       3,933
                                                    ---------------------        ---------------------       ---------------------

       NET LOSS BEFORE INCOME TAXES                               (1,177)                        (150)                     (3,933)

INCOME TAX EXPENSE (BENEFIT)                        $                  0                            0                           0
                                                    ---------------------        ---------------------       ---------------------

       NET LOSS                                                   (1,177)        $               (150)       $             (3,933)
                                                    =====================        =====================       =====================


LOSS PER COMMON SHARE                                              (0.00)                       (0.00)
                                                    =====================        =====================


WEIGHTED AVERAGE NUMBER OF COMMON

     SHARES OUTSTANDING                                        2,650,000                    2,624,000
                                                    =====================        =====================


                 See accompanying notes to financial statements

                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998,
   and the Period From July 1, 1997 (Date of Inception) to December 31, 1999


                                                                      COMMON STOCK
                                                                       AND CAPITAL                                      TOTAL
                                                                        IN EXCESS             ACCUMULATED            STOCKHOLDERS'
                                               SHARES                 OF PAR VALUE              DEFICIT                EQUITY
                                         -------------------   ------------------      ---------------------  -------------------

BALANCES AT JULY 1, 1997                                  0    $               0       $              0       $            0
     July 1, 1997 - Issuance of
       common stock in exchange
       for organizational costs                   2,606,000                2,606                      0                2,606
     Contributions of capital                             0                    0                      0                    0
     Net Loss                                             0                    0                 (2,606)              (2,606)
                                         -------------------   ------------------        -------------------  -------------------

BALANCES AT DECEMBER 31, 1997                     2,606,000                2,606                 (2,606)                   0
     From April 1, 1998 to
        April 10, 1998 - Issuance
        of common stock at $.01
        per share                                    14,000                  140                      0                  140
     From October 9, 1998 to
        November 10, 1998 -
        Issuance of common stock
        at $.01 per share                            30,000                  300                      0                  300
     Contribution of capital                              0                  150                      0                  150
     Net Loss                                             0                    0                   (150)                (150)
                                         -------------------   ------------------       --------------------  -------------------

BALANCES AT DECEMBER 31, 1998                     2,650,000                3,196                 (2,756)                 440
     Contribution of capital                              0                  250                      0                  250
     Net Loss                                             0                    0                 (1,177)              (1,177)
                                         -------------------   ------------------      --------------------   -------------------

BALANCES AT DECEMBER 31, 1999                     2,650,000    $           3,446       $         (3,933)       $        (487)
                                         ===================   ==================      ===================     ===================




                 See accompanying notes to financial statements

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998,
    and the Period From July 1, 1997 (Date of Inception) to December 31, 1999


                                                                                                                 INCEPTION
                                                                                                                    TO
                                                                     1999                    1998                   1999
                                                              -----------------      ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $         (1,177)      $            (150)     $          (3,933)
                                                              -----------------      ------------------     ------------------

     Adjustments to reconcile net loss to net cash used by operating activities

         Changes in assets and liabilities:
           Accounts payable                                                500                       0                    500
                                                              -----------------      ------------------     ------------------

     Net cash used by operating activities                                (677)                   (150)                (3,433)
                                                              -----------------      ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                                   0                       0                      0
                                                              -----------------      ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                                              250                     150                    796
     Proceeds from common stock issuance                                    50                     390                  2,650
                                                              -----------------      ------------------     ------------------

     Net cash provided by financing
         activities                                                        300                     540                  3,446
                                                              -----------------      ------------------     ------------------

NET INCREASE (DECREASE) IN CASH                                           (377)                    390                     13
CASH AND EQUIVALENTS, BEGINNING                                            390                       0                      0
                                                              -----------------      ------------------     ------------------

CASH AND EQUIVALENTS, ENDING                                  $             13       $             390      $              13
                                                              =================      ==================     ==================



                 See accompanying notes to financial statements

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operations

CRCB Corporation is a Florida corporation formed on July 1, 1997. The Company is in the development stage and has no operating history. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions. At some future point, the Company intends to locate and consummate a merger or acquisition with an unidentified private entity.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

Cash and Cash Equivalents

For purposes of these financial statements, the Company considers all unrestricted highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of evidence available, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financial Statement Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
------------------------------------------------------------

Loss Per Common Share

Loss per common share is computed by using the weighted average of shares outstanding during each period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).

NOTE 2 - COMMON AND PREFERRED STOCK
-----------------------------------

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a per share par value of $.001. On July 1, 1997, the Board of Directors authorized the issuance of 2,606,000 common shares in exchange for organizational services valued at $2,606.00.

Between April 1, 1998 and April 10, 1998, the Company sold 14,000 shares of common stock to various individuals pursuant to Rule 506 of Regulation D of the Securities Act at $.01 per share, for a total of $140.00.

Between October 9, 1998 and November 10, 1998, the Company sold 30,000 shares of common stock to various individuals pursuant to Rule 506 of Regulation D of the Securities Act at $.01 per share, for a total of $300.00.

Each share of common stock entitles its owner to one vote. The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted.

Preferred Stock

The Company has authorized the issuance of 1,000,000 shares of preferred stock with a par value of $.001 per share, bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine. No shares of preferred stock have been issued.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 3 - DEFERRED TAXES
-----------------------

Under current tax law, all start up costs must be amortized over a period of not less than 60 months, starting with the month in which business commences. As of December 31, 1999 and 1998, the cumulative amounts of start up costs were $3,933.00 and $2,756.00 respectively. Since operations have not commenced as of December 31, 1999, these costs are a non-amortizable asset for income tax reporting purposes. Based on the evidence available, the Company has provided a valuation allowance to offset any deferred tax asset arising from the future tax benefits from the amortization of its start up costs.