Form 10QSB
period 2000-03-31
CRCB CORP
filed 2000-05-17
CIK 1084359

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                  ---------------------------------------------
               { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-28565
                        ---------------------------------
                                CRCB CORPORATION
        (Exact name of small business issuer as specified in its charter)


                Florida                                 65-0820046
                --------------------------------------------------
   (State or other jurisdiction of                    (IRS Employer
   Incorporation or organization)                   Identification No.)


      350 E. Las Olas Boulevard, Suite 1700, Fort Lauderdale, Florida 33301
      ---------------------------------------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (954) 763-1200
         --------------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)


                                  YES  X    NO
                                  ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of May 12, 2000.

                                CRCB CORPORATION
                Form 10-QSB for the quarter ended March 31, 2000

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This discussion in this quarterly report regarding CRCB and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                         UNAUDITED FINANCIAL STATEMENTS


               For the Three Months Ended March 31, 2000 and 1999
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2000

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------

INDEPENDENT ACCOUNTANTS' REPORT                                                1
-------------------------------

FINANCIAL STATEMENTS
--------------------


         BALANCE SHEET                                                         2


         STATEMENTS OF OPERATIONS                                              3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                         4


         STATEMENTS OF CASH FLOWS                                              5


NOTES TO FINANCIAL STATEMENTS                                                  6
-----------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of March 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2000 and 1999 and for the period from July 1, 1997 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on information furnished to us by management, we believe certain disclosures required under generally accepted accounting principles have been omitted as permitted under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission for financial statements filed with Form 10-QSB. These regulations presume the users of interim financial statements have read the latest Form 10-KSB which includes all disclosures required by generally accepted accounting principles. The accompanying interim financial statements disclose only material transactions, uncertainties, commitments, contingencies or subsequent events.

Based on our review, with the exception of the matter described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying statement of operations, and cash flows of CRCB Corporation for the three month period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

May 8, 2000

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2000

                                   A S S E T S

CURRENT ASSETS
      Cash                                                                            $    13
                                                                                      -------

           TOTAL CURRENT ASSETS                                                            13
                                                                                      -------

           TOTAL ASSETS                                                               $    13
                                                                                      =======

      L I A B I L I T I E S    A N D    S T O C K H O L D E R S '    E Q U I T Y

CURRENT LIABILITIES
      Accounts payable                                                                $ 1,000
                                                                                      -------

           TOTAL CURRENT LIABILITIES                                                    1,000
                                                                                      -------

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share;
           10,000,000 shares authorized; 2,650,000
           shares issued and outstanding                                                2,650
      Preferred stock, par value $.001 per share;
           1,000,000 shares authorized; no shares
           issued and outstanding                                                           0
      Additional paid-in capital                                                        1,296
      Deficit accumulated during the development
           stage                                                                       (4,933)
                                                                                      -------

           TOTAL STOCKHOLDERS' EQUITY                                                    (987)
                                                                                      -------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    13
                                                                                      =======

                 See accompanying notes and accoutants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2000

                                                                    INCEPTION
                                                                        TO
                                            March 31,    March 31,   March 31,
                                              2000         1999        2000
                                              ----         ----        ----

REVENUES                                  $        0    $        0   $        0

OPERATING EXPENSES:
      General and administrative               1,000             0        4,933
                                          ----------    ----------   ----------
           NET LOSS BEFORE INCOME TAXES       (1,000)            0       (4,933)

INCOME TAX EXPENSE (BENEFIT)                       0             0            0
                                          ----------    ----------   ----------

           NET LOSS                       $   (1,000)   $        0   $   (4,933)
                                          ==========    ==========   ==========

LOSS PER COMMON SHARE                           0.00          0.00
                                          ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                   2,650,000     2,650,000
                                          ==========    ==========

                 See accompanying notes and accoutants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2000
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2000

                                                                     COMMON STOCK
                                                                     AND CAPITAL                                TOTAL
                                                                      IN EXCESS          ACCUMULATED        STOCKHOLDERS'
                                                    SHARES           OF PAR VALUE         DEFICIT              EQUITY
                                                    ------           ------------         -------              ------
BALANCES AT JULY 1, 1997                                    0         $        0         $        0          $        0
     July 1, 1997 - Issuance of
         common stock in exchange
         for organizational costs                   2,606,000              2,606                  0               2,606
     Contributions of capital                               0                  0                  0                   0
     Net Loss                                               0                  0             (2,606)             (2,606)
                                                   ----------         ----------         ----------          ----------
BALANCES AT DECEMBER 31, 1997                       2,606,000              2,606             (2,606)                  0
     From April 1, 1998 to
         April 10, 1998 - Issuance
         of common stock at $.01
         per share                                     14,000                140                  0                 140
     From October 9, 1998 to
         November 10, 1998 -
         Issuance of common stock
         at $.01 per share                             30,000                300                  0                 300
     Contribution of capital                                0                150                  0                 150
     Net Loss                                               0                  0               (150)               (150)
                                                   ----------         ----------         ----------          ----------

BALANCES AT DECEMBER 31, 1998                       2,650,000         $    3,196         $   (2,756)         $      440
     Contributions of capital                               0                250                  0                 250
     Net Loss                                               0                  0             (1,177)             (1,177)
                                                   ----------         ----------         ----------          ----------

BALANCES AT DECEMBER 31, 1999                       2,650,000         $    3,446         $   (3,933)         $     (487)
     Contributions of capital                               0                500                  0                 500
     Net Loss                                               0                  0             (1,000)             (1,000)
                                                   ----------         ----------         ----------          ----------

BALANCES AT MARCH 31, 2000                          2,650,000         $    3,946         $   (4,933)         $     (987)
                                                   ==========         ==========         ==========          ==========

                 See accompanying notes and accoutants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2000

                                                                                                                           INCEPTION
                                                                                                                               TO
                                                                                   March 31,            March 31,          March 31,
                                                                                     2000                 1999                2000
                                                                                     ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(1,000)             $     0             $(4,933)
                                                                                   -------              -------             -------
     Adjustments to reconcile net
     loss to net cash used by
     operating activities

         Changes in assets and liabilities:
            Increase in accounts payable                                               500                    0               1,000
                                                                                   -------              -------             -------

     Net cash used by operating activities                                            (500)                   0              (3,933)
                                                                                   -------              -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                                               0                    0                   0
                                                                                   -------              -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                                                          500                    0               1,296
     Proceeds from common stock issuance                                                 0                    0               2,650
                                                                                   -------              -------             -------
     Net cash provided by financing
         activities                                                                    500                    0               3,946
                                                                                   -------              -------             -------

NET INCREASE (DECREASE) IN CASH                                                          0                    0                  13
CASH AND EQUIVALENTS, BEGINNING                                                         13                  390                   0
                                                                                   -------              -------             -------

CASH AND EQUIVALENTS, ENDING                                                       $    13              $   390             $    13
                                                                                   =======              =======             =======


                 See accompanying notes and accoutants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Three Months Ended March 31, 2000 and
            1999 And the Period from July 1, 1997 (Date of Inception)
                                to March 31, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-SB and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At March 31, 2000 we had negative working capital of $987. Our net losses of $1,000 and $0 for the three months ended March 31, 2000 and 1999, respectively, resulted from costs associated with organizational expenses.

         During fiscal 2000 we plan to seek out a merger or acquisition with an unidentified private entity (a "Business Opportunity"). We believe that this plan of operations can be conducted through the efforts of current management. We anticipate that Business Opportunities will be available to us through the contacts of Ms. Beilly and Mr. Pearlman. We anticipate that the investigation of specific Business Opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Ms. Beilly and Mr. Pearlman or under their direction. We plan to investigate, to the extent believed reasonable by us, such potential Business Opportunities. No assurance can be given, however, that we will discover or adequately evaluate adverse facts about the Business Opportunity to be acquired.

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

         We have no particular Business Opportunity in mind and have not entered into any negotiations regarding any Business Opportunity. None or our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a Business Opportunity between us and such other company as of the date of this Quarterly Report. We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a Business Opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of potential Business Opportunities. We anticipate that we will be able to participate in only one potential Business Opportunity because we have no assets and limited financial resources.

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

         Potentially, available Business Opportunities may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such Business Opportunities extremely difficult and complex. We do not and will not have capital to provide the owner's of Business Opportunities with any significant cash or other assets. However, we believe we can offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to become a fully reporting company or to conduct an initial public offering. The owners of the Business Opportunities will, however, incur significant legal and accounting costs in connection with the reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including preparing and filing Forms 8-K, 10-K or 10-Q, and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, we have not conducted market research and are not aware of statistical data which would support the perceived benefits for the owners of a Business Opportunity.

         We believe that there is a demand by non-public corporations for shell corporations that are publicly registered companies. We believe that demand for shells has increased dramatically since the SEC imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933, as amended (the "Securities Act"). This regulation has decreased substantially the number of "blank check" offerings filed with the SEC and, as a result, has stimulated an increased demand for shell corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a Business Opportunity.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of  Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

No.                   Description

27                Financial Data Schedule

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                                  CRCB Corporation
                                                  (Registrant)


                                                  /s/ Roxanne K. Beilly
                                                  ---------------------
                                                  Roxanne K. Beilly
                                                  President

Dated:   May 15, 2000