Form 10QSB
period 2000-06-30
CRCB CORP
filed 2000-08-10
CIK 1084359

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 2000
                   --------------------------------------------

           { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-28565
                        ---------------------------------

                                CRCB CORPORATION
                                ----------------
        (Exact name of small business issuer as specified in its charter)


                           Florida                        65-0820046
                           -------                       -----------
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


                              YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of August 10, 2000.

                                CRCB CORPORATION
                 Form 10-QSB for the quarter ended June 30, 2000

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

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)






                                    CONTENTS
                                    --------






INDEPENDENT ACCOUNTANTS' REPORT                                          4
-------------------------------



FINANCIAL STATEMENTS
--------------------


         BALANCE SHEET                                                   5


         STATEMENTS OF OPERATIONS                                        6


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   8


         STATEMENTS OF CASH FLOWS                                        9


NOTES TO FINANCIAL STATEMENTS                                            10
-----------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 2000 and 1999 and for the period from July 1, 1997 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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




LONDON WITTE & COMPANY, P.A.
Certified Public Accountants
Fort Lauderdale, Florida

July 17, 2000



                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 June 30, 2000


                                   A S S E T S


CURRENT ASSETS
  Cash                                                                              $       13
                                                                                    ----------

    TOTAL CURRENT ASSETS                                                                    13
                                                                                    ----------

    TOTAL ASSETS                                                                    $       13
                                                                                    ==========


L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y


CURRENT LIABILITIES
  Accounts payable                                                                  $    2,000
                                                                                    ----------

    TOTAL CURRENT LIABILITIES                                                            2,000
                                                                                    ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share;
    10,000,000 shares authorized; 2,650,000
    shares issued and outstanding                                                        2,650
  Preferred stock, par value $.001 per share;
    1,000,000 shares authorized; no shares
    issued and outstanding                                                                   0
  Additional paid-in capital                                                             1,446
  Deficit accumulated during the development
    stage                                                                               (6,083)
                                                                                    ----------

    TOTAL STOCKHOLDERS' EQUITY                                                          (1,987)
                                                                                    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $       13
                                                                                    ==========


                See accompanying notes and accountants' report.



                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2000 and 1999
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2000




                                              Three Months                Six Months            Inception
                                                   Ended                     Ended                  To
                                         June 30,        June 30,    June 30,       June 30,     June 30,
                                           2000            1999        2000          1999          2000
                                        ---------     ---------     ---------     ---------     ---------

REVENUES                                $       0     $       0     $       0     $       0     $       0

OPERATING EXPENSES:
  General and administrative                1,150           150         2,150           150         6,083
                                        ---------     ---------     ---------     ---------     ---------

    NET LOSS BEFORE INCOME TAXES           (1,150)         (150)       (2,150)         (150)       (6,083)

INCOME TAX EXPENSE (BENEFIT)                    0             0             0             0             0
                                        ---------     ---------     ---------     ---------     ---------

    NET LOSS                            $  (1,150)    $    (150)    $  (2,150)    $    (150)    $  (6,083)
                                        =========     =========     =========     =========     =========


LOSS PER COMMON SHARE                        0.00         (0.00)         0.00         (0.00)
                                        =========     =========     =========     =========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    2,650,000     2,650,000     2,650,000     2,650,000
                                        =========     =========     =========     =========

                See accompanying notes and accountants' report.



                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2000

                                               COMMON STOCK
                                                AND CAPITAL                    TOTAL
                                                 IN EXCESS    ACCUMULATED   STOCKHOLDERS'
                                    SHARES     OF PAR VALUE     DEFICIT        EQUITY
                                   ----------  -------------  ------------  ------------
BALANCES AT JULY 1, 1997                    0  $           0  $          0  $          0
  July 1, 1997 - Issuance of
    common stock in exchange
    for organizational costs        2,606,000          2,606             0         2,606
  Contributions of capital                  0              0             0             0
  Net Loss                                  0              0        (2,606)       (2,606)
                                   ----------  -------------  ------------  ------------

BALANCES AT DECEMBER 31, 1997       2,606,000          2,606        (2,606)            0
  From April 1, 1998 to
    April 10, 1998 - Issuance
    of common stock at $.01
    per share                          14,000            140             0           140
  From October 9, 1998 to
    November 10, 1998 -
    Issuance of common stock
    at $.01 per share                  30,000            300             0           300
  Contribution of capital                   0            150             0           150
  Net Loss                                  0              0          (150)         (150)
                                   ----------  -------------  ------------  ------------

BALANCES AT DECEMBER 31, 1998       2,650,000  $       3,196  $     (2,756) $        440

  Contributions of capital                  0            250             0           250
  Net Loss                                  0              0        (1,177)       (1,177)
                                   ----------  -------------  ------------  ------------

BALANCES AT DECEMBER 31, 1999       2,650,000  $       3,446  $     (3,933) $       (487)

  Contributions of capital                  0            650             0           650
  Net Loss                                  0              0        (2,150)       (2,150)
                                   ----------  -------------  ------------  ------------

BALANCES AT JUNE 30, 2000           2,650,000  $       4,096  $     (6,083) $     (1,987)
                                   ==========  =============  ============  ============


                See accompanying notes and accountants' report.


                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2000

                                                                Inception
                                                                   To
                                        June 30,     June 30,    June 30,
                                          2000         1999        2000
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $   (2,150) $     (150) $   (6,083)
                                       ----------  ----------  ----------

 Adjustments to reconcile net
 loss to net cash used by
 operating activities

  Changes in assets and liabilities:
   Increase in accounts payable             1,500           0       2,000
                                       ----------  ----------  ----------

 Net cash used by operating activities       (650)       (150)     (4,083)
                                       ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash used by investing activities          0           0           0
                                       ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions of capital                     650         190       1,446
 Proceeds from common stock issuance            0           0       2,650
                                       ----------  ----------  ----------

 Net cash provided by financing
  activities                                  650         190       4,096
                                       ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                 0          40          13
CASH AND EQUIVALENTS, BEGINNING                13         390           0
                                       ----------  ----------  ----------

CASH AND EQUIVALENTS, ENDING           $       13  $      430  $       13
                                       ==========  ==========  ==========



                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 2000
        and 1999 And the Period from July 1, 1997 (Date of Inception) to
                                  June 30, 2000


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

Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At June 30, 2000 we had negative working capital of $1,987. Our net loss of $2,150 for the six months ended June 30, 2000, and our net loss of $6,083 from inception to June 30, 2000 resulted from costs associated with organizational expenses.

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

         None.

Item 3.           Defaults upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

No.                      Description
---                      -----------

27                Financial Data Schedule

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                            CRCB Corporation
                                            (Registrant)


                                            /s/ Roxanne K. Beilly
                                            -----------------------------------
                                            Roxanne K. Beilly
                                            President

Dated:   August 9,  2000