Form 10QSB
period 2000-09-30
CRCB CORP
filed 2000-11-15
CIK 1084359

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                  15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ________________


                        COMMISSION FILE NUMBER: 000-28565

                                CRCB CORPORATION

        (Exact name of small business issuer as specified in its charter)


          FLORIDA                                      65-0820046
-------------------------------                -------------------------------
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

                                YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of November 14, 2000.

                                CRCB CORPORATION
              Form 10-QSB for the quarter ended September 30, 2000

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

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.



                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                          REVIEWED FINANCIAL STATEMENTS








     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND THE
       PERIOD FROM JULY 1, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 2000

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



INDEPENDENT ACCOUNTANTS' REPORT                                           1



FINANCIAL STATEMENTS

         BALANCE SHEET                                                    2


         STATEMENTS OF OPERATIONS                                         3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                    4


         STATEMENTS OF CASH FLOWS                                         5


NOTES TO FINANCIAL STATEMENTS                                             6

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders

CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of September 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the nine months ended September 30, 2000 and 1999 and for the period from July 1, 1997 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

November 7, 2000

                                CRCB CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                               September 30, 2000



                                   A S S E T S

CURRENT ASSETS
      Cash                                                       $    13
                                                                 -------
          TOTAL CURRENT ASSETS                                        13
                                                                 -------

           TOTAL ASSETS                                          $    13
                                                                 =======


     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y


CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                           $ 2,750
                                                                 -------

           TOTAL CURRENT LIABILITIES                               2,750
                                                                 -------

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share;
           10,000,000 shares authorized; 2,650,000
           shares issued and outstanding                           2,650
      Preferred stock, par value $.001 per share;
           1,000,000 shares authorized; no shares
           issued and outstanding                                      0
      Additional paid-in capital                                   1,446
      Deficit accumulated during the development
           stage                                                  (6,833)
                                                                 -------

           TOTAL STOCKHOLDERS' EQUITY                             (2,737)
                                                                 -------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    13
                                                                 =======




                See accompanying notes and accountants' report.

                                CRCB CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2000 and 1999
   and the Period From July 1, 1997 (Date of Inception) to September 30, 2000


                                                    Three Months                        Nine Months
                                                       Ended                               Ended                   Inception
                                          --------------------------------    -------------------------------          To
                                          September 30,      September 30,    September 30,     September 30,      September 30,
                                               2000              1999             2000              1999              2000
                                           -----------       -----------       -----------       -----------       -----------
REVENUES                                   $         0       $         0       $         0       $         0       $         0
OPERATING EXPENSES:
     General and administrative                    750               150             2,900               150             6,833
                                           -----------       -----------       -----------       -----------       -----------
         NET LOSS BEFORE INCOME TAXES             (750)             (150)           (2,900)             (150)           (6,833)

INCOME TAX EXPENSE (BENEFIT)                         0                 0                 0                 0                 0
                                           -----------       -----------       -----------       -----------       -----------

         NET LOSS                          $      (750)      $      (150)      $    (2,900)      $      (150)      $    (6,833)
                                           ===========       ===========       ===========       ===========       ===========
LOSS PER COMMON SHARE                             0.00             (0.00)             0.00             (0.00)
                                           ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                      2,650,000         2,650,000         2,650,000         2,650,000
                                           ===========       ===========       ===========       ===========



                See accompanying notes and accountants' report.

                                CRCB CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2000 and 1999
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2000


                                             Six Months         Six Months       Inception
                                                Ended             Ended             To
                                               June 30,          June 30,         June 30,
                                                2000               1999             2000
                                             -----------       -----------       -----------
REVENUES                                     $         0       $         0       $         0
OPERATING EXPENSES:
      General and administrative                   2,150               150             6,083
                                             -----------       -----------       -----------
           NET LOSS BEFORE INCOME TAXES           (2,150)             (150)           (6,083)

INCOME TAX EXPENSE (BENEFIT)                           0                 0                 0
                                             -----------       -----------       -----------
           NET LOSS                          $    (2,150)      $      (150)      $    (6,083)
                                             ===========       ===========       ===========
LOSS PER COMMON SHARE                               0.00             (0.00)
                                             ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                       2,650,000         2,650,000
                                             ===========       ===========



                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
   and the Period From July 1, 1997 (Date of Inception) to September 30, 2000


                                                                                 Inception
                                                                                    To
                                                 September 30,  September 30,   September 30,
                                                     2000           1999            2000
                                                 -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $(2,900)        $  (150)        $(6,833)
                                                   -------         -------         -------
     Adjustments to reconcile net
     loss to net cash used by
     operating activities
         Changes in assets and liabilities:
            INCREASE IN ACCOUNTS PAYABLE             2,250               0           2,750
                                                   -------         -------         -------
     Net cash used by operating activities            (650)           (150)         (4,083)
                                                   -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities               0               0               0
                                                   -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                          650             150           1,446
     Proceeds from common stock issuance                 0              50           2,650
                                                   -------         -------         -------

     Net cash provided by financing
         activities                                    650             200           4,096
                                                   -------         -------         -------

NET INCREASE (DECREASE) IN CASH                          0              50              13
CASH AND EQUIVALENTS, BEGINNING                         13             390               0
                                                   -------         -------         -------

CASH AND EQUIVALENTS, ENDING                       $    13         $   440         $    13
                                                   =======         =======         =======



                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
         For the Three and Nine Months Ended September 30, 2000 and 1999
   and the Period From July 1, 1997 (Date of Inception) to September 30, 2000


NOTE 1 - BASIS OF PRESENTATION

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

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At September 30, 2000 we had negative working capital of $2,737. Our net loss of $750 and $2,900 for the three and nine months ended September 30, 2000, and our net loss of $6,833 from inception to September 30, 2000 resulted from costs associated with organizational expenses.

         During fiscal 2000 or fiscal 2001 we plan to seek out a merger or acquisition with an unidentified private entity (a "Business Opportunity"). We believe that this plan of operations can be conducted through the efforts of current management. We anticipate that Business Opportunities will be available to us through the contacts of Ms. Beilly and Mr. Pearlman. We anticipate that the investigation of specific Business Opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Ms. Beilly and Mr. Pearlman or under their direction. We plan to investigate, to the extent believed reasonable by us, such potential Business Opportunities. No assurance can be given, however, that we will discover or adequately evaluate adverse facts about the Business Opportunity to be acquired.

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

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits.

No.               Description
--                -----------

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

                                            CRCB Corporation
                                            (Registrant)



                                             /s/ Roxanne K. Beilly
                                             -----------------------------------
                                             Roxanne K. Beilly
                                             President

Dated:   November 14, 2000

                                CRCB CORPORATION
                    WEIGHTED AVERAGE # OF SHARES OUTSTANDING
              For the Nine Months Ended September 30, 1999 and 1998


                                             1999              1999
                                             ----              ----

         JAN                               2,650,000          2,650,000
         FEB                               2,650,000          2,650,000
         MAR                               2,650,000          2,650,000
         APR                               2,650,000          2,650,000
         MAY                               2,650,000          2,650,000
         JUNE                              2,650,000          2,650,000
         JULY                              2,650,000          2,650,000
         AUG                               2,650,000          2,650,000
         SEPT                              2,650,000          2,650,000
                                    ------------------------------------

                                          23,850,000         23,850,000
                                    ====================================

                                           2,650,000          2,650,000
                                    ====================================

                                CRCB CORPORATION
                    WEIGHTED AVERAGE # OF SHARES OUTSTANDING
                                 FYE 12/31/2000

                                             2000              1999
                                             ----              ----

         JAN                               2,650,000          2,650,000
         FEB                               2,650,000          2,650,000
         MAR                               2,650,000          2,650,000
         APR                                      --          2,650,000
         MAY                                      --          2,650,000
         JUNE                                     --          2,650,000
         JULY                                     --          2,650,000
         AUG                                      --          2,650,000
         SEPT                                     --          2,650,000
                                    ------------------------------------

                                           7,950,000         23,850,000
                                    ====================================

                                             883,333          2,650,000
                                    ====================================