Form 10KSB40
period 2000-12-31
CRCB CORP
filed 2001-04-11
CIK 1084359

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      Date of Report (Date of earliest event reported) - December 31, 2000

                                CRCB CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                      000-28565            65-0820046
----------------------------          -----------          -------------
(State or other jurisdiction          (Commission          (IRS Employer
      of incorporation)               File Number)         Identification No.)

     350 EAST LAS OLAS BOULEVARD, SUITE 1700, FORT LAUDERDALE, FL  33301
    -----------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   954-763-1200
                                                   --------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
      --------------------------------------------------------------------
                              (Title of each class)

                    Name of each exchange on which registered

                                 NOT APPLICABLE
       ------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
         ---------------------------------------------------------------

         ---------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. The issuer had no revenues for the 12 months ended December 31, 2000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no market for the issuer's securities.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of April 4, 2001, 2,650,000 shares of common stock are issued and outstanding.

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

                                 Yes [ ] No [X]

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

COMPETITION

         We are and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well- financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable Business Opportunity candidates for us. Nearly all such entitles have significantly greater experience and financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible Business Opportunities and successfully completing a Business Opportunity.

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

EMPLOYEES

         We currently have no full or part-time employees. There are no collective bargaining agreements or employment agreements with Ms. Beilly or Mr. Pearlman, our sole officers and directors. Both Ms. Beilly and Mr. Pearlman are involved in other full- time business activities and they participate in the running of the CRCB on a part-time basis as needed without compensation. We do not plan to make any change in the number of our employees to evaluate Business Opportunities. The need for additional employees and their availability will be addressed in connection with our decision of whether or not to pursue a Business Opportunity.

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

HOLDERS

         The number of record holders of our common stock as of April 4, 2001 is approximately 67.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At December 31, 2000 we had negative working capital of $1,237. Our net losses of $1,400 and $1,177 for the years ended December 31, 2000 and 1999, respectively, resulted from costs associated with organizational expenses.

         During fiscal 2001, we plan to seek out Business Opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management. We anticipate that Business Opportunities will be available to us through the contacts of Ms. Beilly and Mr. Pearlman. We anticipate that the investigation of specific Business Opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Ms. Beilly and Mr. Pearlman or under their direction. We plan to investigate, to the extent believed reasonable by us, such potential Business Opportunities. No assurance can be given, however, that we will discover or adequately evaluate adverse facts about the Business Opportunity to be acquired.

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

ITEM 7. FINANCIAL STATEMENTS

         Our audited financial statements for the years ended December 31, 2000 and 1999, and for the period from July 1, 1997 (date of inception) to December 31, 2000 are included in this report beginning on page F-1.

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

NAME                   AGE        POSITION
----                   ---        --------

Charles B. Pearlman    55         Chairman of the Board, Vice President
                                  and Secretary

Roxanne K. Beilly      39         President, Chief Executive Officer,
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

Compliance With Section 16(a) of the Exchange Act

         We did not become subject to the reporting requirements of the Exchange Act until February 18, 2000, and, accordingly our officers, directors and principal shareholders were not required to file reports required by Section 16(a) of the Exchange Act during fiscal 1999. Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 2000, the Company is not aware of any person who failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last two fiscal years for our chief executive officer and each other executive officers serving as such whose annual compensation exceeded $100,000.



                                                                                        LONG-TERM
                                    ANNUAL COMPENSATION                            COMPENSATION AWARDS
                           --------------------------------------      -------------------------------------------
NAME AND                                             OTHER ANNUAL      RESTRICTED  OPTIONS                ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY  BONUS    COMPENSATION       STK AWDS  SARS(#)        LTIP      COMPEN.
------------------         ----     ------  -----    ------------       --------  -------        ----     --------
Roxanne K. Beilly          2000     $0               $0                0             0           0        0
president, chief           1999     $0               $0                0             0           0        0
executive officer,
treasurer and director


         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the fiscal years ended December 31, 2000 or 1999. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included in this Annual Report.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2000

                                                      NDIVIDUAL GRANTS
                                                   ----------------------
                          NO. OF SECURITIES        % OF TOTAL OPTIONS
                             UNDERLYING            GRANTED TO EMPLOYEES          EXERCISE     EXPIRATION
NAME                       OPTIONS GRANTED         IN FISCAL YEAR                 PRICE          DATE
-------------------   -------------------------  --------------------------    ------------  ------------
Roxanne K. Beilly,
president, chief
executive officer
treasurer and director          0                    0                             0            0


           AGGREGATE OPTION EXERCISES IN YEAR ENDED DECEMBER 31, 2000
                           AND YEAR-END OPTION VALUES


                                                        NO. OF SECURITIES
                                                       UNDERLYING OPTIONS             VALUE OF UNEXERCISED
                                                           OPTIONS AT               IN-THE-MONEY OPTIONS AT
                          SHARES                        DECEMBER 31, 2000              DECEMBER 31, 2000
                       ACQUIRED ON    VALUE       -----------------------------  -----------------------------
NAME                    EXERCISE     REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
--------------------  ------------  ----------  --------------  ---------------  --------------  ------------

Roxanne K. Beilly
president, chief
executive officer,
treasurer and
director                   0           n/a           n/a               n/a              n/a          n/a


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 4, 2001, there are 2,650,000 shares of our common stock issued and outstanding which represents our only class of voting securities. The following table sets forth, as of the close of business on April 4, 2001, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than 5% of our common stock; and (b) the number of shares of common stock owned by each of our officers and directors, and all officers and directors as a group, together with their respective percentage holdings of such shares. Pursuant to Rule 13-d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

         Unless otherwise indicated, the address for each person is 350 E. Las Olas Boulevard, Suite 1700, Fort Lauderdale, FL 33301.

NAME AND                                  AMOUNT OF                 PERCENTAGE
ADDRESS OF                                BENEFICIAL                    OF
OF BENEFICIAL OWNER(1)                OWNERSHIP OF STOCK              CLASS
----------------------                ------------------           ------------

Roxanne K. Beilly                            750,000                 28.19%
Charles B. Pearlman                        1,290,000                 48.67%
All Executive Officers                     2,050,000                 77.06%
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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT   DESCRIPTION OF DOCUMENT                                    PAGE NO.
-------   -----------------------                                    --------

3(i)      Articles of Incorporation (1)
3(ii)     By-Laws (1)

----------------
(1) Incorporated by reference to the Registration Statement on Form 10-SB, File No. 000-28565, as amended, as filed with the Securities and Exchange Commission on December 21, 1999.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CRCB Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CRCB Corporation

                            By: /s/ ROXANNE K. BEILLY
                                ------------------------------------------
                                     Roxanne K. Beilly, President, Chief
                                     Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                 DATE
         ---------                      -----                 ----

/s/ CHARLES B. PEARLMAN        Chairman of the Board,         April 10, 2001
------------------------       Vice President and
Charles B. Pearlman            Secretary


/s/ ROXANNE K. BEILLY          Director, Chief Executive      April 10, 2001
------------------------       Officer, President and
Roxanne K. Beilly              Treasurer

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)






                          AUDITED FINANCIAL STATEMENTS






                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND
           1999, AND THE PERIOD FROM JULY 1, 1997 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                      F-1


FINANCIAL STATEMENTS

         BALANCE SHEETS                                           F-2

         STATEMENTS OF OPERATIONS                                 F-3

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY            F-4

         STATEMENTS OF CASH FLOWS                                 F-5


NOTES TO FINANCIAL STATEMENTS                               F-6 - F-8

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
CRCB CORPORATION

We have audited the accompanying balance sheet of CRCB Corporation (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and the period from July 1, 1997 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRCB Corporation (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, and the period from July 1, 1997 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

March 27, 2001

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999



                                                                  2000       1999
                                                                -------    -------
                                   ASSETS
CURRENT ASSETS
      Cash ..................................................   $    13    $    13
      Common stock subscription receivable...................         0          0
                                                                -------    -------
           TOTAL CURRENT ASSETS .............................        13         13
                                                                -------    -------
           TOTAL ASSETS .....................................   $    13    $    13
                                                                =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      ACCOUNTS PAYABLE ......................................   $ 1,250    $   500
                                                                -------    -------
           TOTAL CURRENT LIABILITIES ........................     1,250        500
                                                                -------    -------
STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share;
           10,000,000 shares authorized; shares issued
           and outstanding: 2,650,000 as of 12/31/00 and
           as of 12/31/1999 .................................     2,650      2,650
      Preferred stock, par value $.001 per share;
           1,000,000 shares authorized; no shares
           issued and outstanding............................         0          0
      Additional paid-in capital ............................     1,446        796
      Deficit accumulated during the development
           stage ............................................    (5,333)    (3,933)
                                                                -------    -------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .............    (1,237)      (487)
                                                                -------    -------
           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT) ............................   $    13    $    13
                                                                =======    =======

                 See accompanying notes to financial statements.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    For the Years Ended December 31, 2000 and
                 1999, and the Period From July 1, 1997 (Date of
                         Inception) to December 31, 2000


                                                                         INCEPTION
                                                                             TO
                                              2000           1999           2000
                                          -----------    -----------    -----------
REVENUES ..............................   $         0    $         0    $         0

OPERATING EXPENSES:
      General and administrative ......         1,400          1,177          5,333
                                          -----------    -----------    -----------
           NET LOSS BEFORE INCOME TAXES        (1,400)        (1,177)        (5,333)

INCOME TAX EXPENSE (BENEFIT) ..........             0              0              0
                                          -----------    -----------    -----------
           NET LOSS ...................   $    (1,400)   $    (1,177)   $    (5,333)
                                          ===========    ===========    ===========
LOSS PER COMMON SHARE .................         (0.00)         (0.00)
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING ..............     2,650,000      2,650,000
                                          ===========    ===========



                 See accompanying notes to financial statements.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999,
    and the Period From July 1, 1997 (Date of Inception) to December 31, 2000



                                                                 COMMON STOCK
                                                                 AND CAPITAL                                   TOTAL
                                                                  IN EXCESS            ACCUMULATED         STOCKHOLDERS'
                                                  SHARES        OF PAR VALUE            DEFICIT               EQUITY
                                             ---------------  ------------------  ---------------------  ----------------
BALANCES AT JULY 1, 1997 .........                    0            $       0            $       0             $       0
     July 1, 1997 - Issuance of
         common stock in exchange
         for organizational costs             2,606,000                2,606                    0                 2,606
     Contributions of capital ....                    0                    0                    0                     0
     Net Loss ....................                    0                    0               (2,606)               (2,606)
                                              ---------            ---------            ---------             ---------

BALANCES AT DECEMBER 31, 1997 ....            2,606,000                2,606               (2,606)                    0
     From April 1, 1998 to
         April 10, 1998 - issuance
         of common stock at $.01
         per share ...............               14,000                  140                    0                   140
     From October 9, 1998 to
         November 10, 1998 -
         Issuance of common stock
         at $.01 per share .......               30,000                  300                    0                   300
     Contribution of capital .....                    0                  150                    0                   150
     Net Loss ....................                    0                    0                 (150)                 (150)
                                              ---------            ---------            ---------             ---------
BALANCES AT DECEMBER 31, 1998 ....            2,650,000                3,196               (2,756)                  440
     Contribution of capital .....                    0                  250                    0                   250
     Net Loss ....................                    0                    0               (1,177)               (1,177)
                                              ---------            ---------            ---------             ---------
BALANCES AT DECEMBER 31, 1999 ....            2,650,000            $   3,446            $  (3,933)            $    (487)
     Contrivution of capital .....                    0                  650                    0                   650
     Net Loss ....................                    0                    0               (1,400)               (1,400)
                                              ---------            ---------            ---------             ---------
BALANCES AT DECEMBER 31, 2000 ....            2,650,000            $   4,096            $  (5,333)            $  (1,237)
                                              =========            =========            =========             =========


                 See accompanying notes to financial statements.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 2000 and
                 1999, and the Period From July 1, 1997 (Date of
                         Inception) to December 31, 2000

                                                                                                INCEPTION
                                                                                                    TO
                                                           2000                1999                2000
                                                         -------             -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................            $(1,400)            $(1,177)            $(5,333)
                                                         -------             -------             -------
     Adjustments to reconcile net loss to net
     cash used by operating activities
         Changes in assets and liabilities:
             Accounts payable ...............                750                 500               1,250
                                                         -------             -------             -------
     Net cash used by operating activities ..               (650)               (677)             (4,083)
                                                         -------             -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities ..                  0                   0                   0
                                                         -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital ...............                650                 250               1,446
     Proceeds from common stock issuance ....                  0                  50               2,650
                                                         -------             -------             -------
     Net cash provided by financing
         activities .........................                650                 300               4,096
                                                         -------             -------             -------
NET INCREASE (DECREASE) IN CASH .............                  0                (377)                 13
CASH AND EQUIVALENTS, BEGINNING .............                 13                 390                   0
                                                         -------             -------             -------
CASH AND EQUIVALENTS, ENDING ................            $    13             $    13             $    13
                                                         =======             =======             =======



                 See accompanying notes to financial statements.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 3 - DEFERRED TAXES

Under current tax law, all start up costs must be amortized over a period of not less than 60 months, starting with the month in which business commences. As of December 31, 2000 and 1999, the cumulative amounts of start up costs were $5,333.00 and $3,933.00 respectively. Since operations have not commenced as of December 31, 2000, these costs are a non-amortizable asset for income tax reporting purposes. Based on the evidence available, the Company has provided a valuation allowance to offset any deferred tax asset arising from the future tax benefits from the amortization of its start up costs.