Form 10QSB
period 2001-03-31
CRCB CORP
filed 2001-05-21
CIK 1084359

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-28565

                        ---------------------------------

                                CRCB CORPORATION
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                          65-0820046
          -------                                       ------------------
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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of May 18, 2001.

                                CRCB CORPORATION
                Form 10-QSB for the quarter ended March 31, 2001

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

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                         UNAUDITED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000
            and the Period From July 1, 1997 (Date of Inception) to
                                 March 31, 2001

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of March 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2001 and 2000 and for the period from July 1, 1997 (date of inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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


LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

May 9, 2001

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 March 31, 2001


                                   ASSETS

CURRENT ASSETS
      Cash                                                            $    13
                                                                      -------
           TOTAL CURRENT ASSETS                                            13
                                                                      -------
           TOTAL ASSETS                                               $    13
                                                                      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $ 1,750
                                                                      -------
           TOTAL CURRENT LIABILITIES                                    1,750
                                                                      -------

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share;
           10,000,000 shares authorized; 2,650,000
           shares issued and outstanding                                2,650
      Preferred stock, par value $.001 per share;
           1,000,000 shares authorized; no shares
           issued and outstanding                                           0
      Additional paid-in capital                                        1,596
      Deficit accumulated during the development stage                 (5,983)
                                                                      -------
           TOTAL STOCKHOLDERS' EQUITY                                  (1,737)
                                                                      -------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    13
                                                                      =======



                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2001


                                                       Three Months
                                                          Ended                       Inception
                                             -------------------------------              to
                                               March 31,           March 31,           March 31,
                                                 2001                2000                2001
                                             -----------         -----------         -----------
REVENUES                                     $         0         $         0         $         0

OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE                      650               1,000               5,983
                                             -----------         -----------         -----------
         NET LOSS BEFORE INCOME TAXES               (650)             (1,000)             (5,983)
INCOME TAX EXPENSE (BENEFIT)                           0                   0                   0
                                             -----------         -----------         -----------
         NET LOSS                            $      (650)        $    (1,000)        $    (5,983)
                                             ===========         ===========         ===========

LOSS PER COMMON SHARE                               0.00               (0.00)
                                             ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                        2,650,000           2,650,000           2,650,000
                                             ===========         ===========         ===========



                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2001
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2001




                                                         Common Stock
                                                          and Capital                           Total
                                                           in Excess       Accumulated      Stockholders'
                                            Shares       of Par Value        Deficit            Equity
                                          ---------      ------------      -----------      --------------
BALANCES AT JULY 1, 1997                          0        $       0        $       0         $       0
     July 1, 1997 - Issuance of
         common stock in exchange
         for organizational costs         2,606,000            2,606                0             2,606
     Contributions of capital                     0                0                0                 0
     Net Loss                                     0                0           (2,606)           (2,606)
                                          ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 1997             2,606,000            2,606           (2,606)                0
     From April 1, 1998 to
         April 10, 1998 - Issuance
         of common stock at $.01
         per share                           14,000              140                0               140
     From October 9, 1998 to
         November 10, 1998 -
         Issuance of common stock
         at $.01 per share                   30,000              300                0               300
     Contribution of capital                      0              150                0               150
     Net Loss                                     0                0             (150)             (150)
                                          ---------        ---------        ---------         ---------
Balances at December 31, 1998             2,650,000        $   3,196        $  (2,756)        $     440

     Contributions of capital                     0              250                0               250
     Net Loss                                     0                0           (1,177)           (1,177)
                                          ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 1999             2,650,000        $   3,446        $  (3,933)        $    (487)

     Contributions of capital                     0              650                0               650
     Net Loss                                     0                0           (1,400)           (1,400)
                                          ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 2000             2,650,000        $   4,096        $  (5,333)        $  (1,237)

     Contributions of capital                     0              150                0               150
     Net Loss                                     0                0             (650)             (650)
                                          ---------        ---------        ---------         ---------

BALANCES AT MARCH 31, 2001                2,650,000        $   4,246        $  (5,983)        $  (1,737)
                                          =========        =========        =========         =========




                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
     and the Period From July 1, 1997 (Date of Inception) to March 31, 2001



                                                                                             Inception
                                                                                                 To
                                                       March 31,           March 31,          March 31,
                                                         2001                2000                2001
                                                       -------             -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $  (650)            $(1,000)            $(5,983)
                                                       -------             -------             -------
     Adjustments to reconcile net
     loss to net cash used by
     operating activities

         Changes in assets and liabilities:
             Increase in accounts payable                  500                 500               1,750
                                                       -------             -------             -------
     Net cash used by operating activities                (150)               (500)             (4,233)
                                                       -------             -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                   0                   0                   0
                                                       -------             -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                              150                 500               1,596
     Proceeds from common stock issuance                     0                   0               2,650
                                                       -------             -------             -------
     Net cash provided by financing
         activities                                        150                 500               4,246
                                                       -------             -------             -------
NET INCREASE (DECREASE) IN CASH                              0                   0                  13
CASH AND EQUIVALENTS, BEGINNING                             13                  13                   0
                                                       -------             -------             -------
CASH AND EQUIVALENTS, ENDING                           $    13             $    13             $    13
                                                       =======             =======             =======




                See accompanying notes and accountants' report.

                                CRCB CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 2001
            And the Period from July 1, 1997 (Date of Inception) to
                                 March 31, 2001



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

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At March 31, 2001 we had negative working capital of $1,737. Our net loss of $650 and $1,000 for the three months ended March 31, 2001 and 2000, respectively, and our net loss of $5,983 from inception to March 31, 2001 resulted from costs associated with organizational expenses.

         During fiscal 2001 we plan to seek out a merger or acquisition with an unidentified private entity (a "Business Opportunity"). We believe that this plan of operations can be conducted through the efforts of current management. We anticipate that Business Opportunities will be available to us through the contacts of Ms. Beilly and Mr. Pearlman. We anticipate that the investigation of specific Business Opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Ms. Beilly and Mr. Pearlman or under their direction. We plan to investigate, to the extent believed reasonable by us, such potential Business Opportunities. No assurance can be given, however, that we will discover or adequately evaluate adverse facts about the Business Opportunity to be acquired.

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

            None.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

                                         CRCB Corporation
                                         (Registrant)



                                         /s/ Roxanne K. Beilly
                                         ---------------------------------------
                                         Roxanne K. Beilly
                                         President


Dated:   May 21, 2001