Form 10QSB
period 2001-06-30
CRCB CORP
filed 2001-08-22
CIK 1084359

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
               { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                                   (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                        Commission File Number: 000-28565
                                CRCB CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Florida                                             65-0820046
            -------                                             ----------
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

                                YES X       NO
                               -----------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of August 14, 2001.

                                CRCB CORPORATION
                 Form 10-QSB for the quarter ended June 30, 2001

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

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)






                          REVIEWED FINANCIAL STATEMENTS




                   For the Six Months Ended June 30, 2001 and
            2000 and the Period From July 1, 1997 (Date of Inception)
                                to June 30, 2001

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)






                                    CONTENTS
                                    --------





INDEPENDANT ACCOUNTANTS' REPORT                                 1
-------------------------------



FINANCIAL STATEMENTS
--------------------

         BALANCE SHEET                                          2


         STATEMENTS OF OPERATIONS                               3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY          4


         STATEMENTS OF CASH FLOWS                               5


NOTES TO FINANCIAL STATEMENTS                                   6
-----------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of June 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 2001 and 2000 and for the period from July 1, 1997 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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




LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

August 6, 2001

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2001


                                 A S S E T S

CURRENT ASSETS
      Cash                                                                              $     0
                                                                                        -------

           TOTAL CURRENT ASSETS                                                               0
                                                                                        -------

           TOTAL ASSETS                                                                 $     0
                                                                                        =======


        L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y


CURRENT LIABILITIES
      Accounts payable                                                                  $   750
                                                                                        -------

           TOTAL CURRENT LIABILITIES                                                        750
                                                                                        -------

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share;
           10,000,000 shares authorized; 2,650,000
           shares issued and outstanding                                                  2,650
      Preferred stock, par value $.001 per share;
           1,000,000 shares authorized; no shares
           issued and outstanding                                                             0
      Additional paid-in capital                                                          2,846
      Deficit accumulated during the development
           stage                                                                         (6,246)
                                                                                        -------

           TOTAL STOCKHOLDERS' EQUITY                                                      (750)
                                                                                        -------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     0
                                                                                        =======

                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2000
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2001

                                                 Three Months Ended              Six Months Ended             Inception to
                                          ----------------------------      ----------------------------      ------------
                                             June 30,         June 30,        June 30,        June 30,          June 30,
                                              2001             2000            2001             2000             2001
                                          -----------      -----------      -----------      -----------      -----------
REVENUES                                  $         0      $         0      $         0      $         0      $         0


OPERATING EXPENSES:
     General and administrative                   263            1,150              913            2,150            6,246
                                          -----------      -----------      -----------      -----------      -----------

         NET LOSS BEFORE INCOME TAXES            (263)          (1,150)            (913)          (2,150)          (6,246)

INCOME TAX EXPENSE (BENEFIT)                        0                0                0                0                0
                                          -----------      -----------      -----------      -----------      -----------

         NET LOSS                         $      (263)     $    (1,150)     $      (913)     $    (2,150)     $    (6,246)
                                          ===========      ===========      ===========      ===========      ===========


LOSS PER COMMON SHARE                            0.00            (0.00)            0.00            (0.00)
                                          ===========      ===========      ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                     2,650,000        2,650,000        2,650,000        2,650,000
                                          ===========      ===========      ===========      ===========


                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2001


                                                               COMMON STOCK
                                                                AND CAPITAL                          TOTAL
                                                                IN EXCESS       ACCUMULATED      STOCKHOLDERS'
                                                SHARES         OF PAR VALUE       DEFICIT           EQUITY
                                               ---------       ------------      ---------         ---------
BALANCES AT JULY 1, 1997                               0        $       0        $       0         $       0
     July 1, 1997 - Issuance of
         common stock in exchange
         for organizational costs              2,606,000            2,606                0             2,606
     Contributions of capital                          0                0                0                 0
     Net Loss                                          0                0           (2,606)           (2,606)
                                               ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 1997                  2,606,000            2,606           (2,606)                0
     From April 1, 1998 to
         April 10, 1998 - Issuance
         of common stock at $.01
         per share                                14,000              140                0               140
     From October 9, 1998 to
         November 10, 1998 -
         Issuance of common stock
         at $.01 per share                        30,000              300                0               300
     Contribution of capital                           0              150                0               150
     Net Loss                                          0                0             (150)             (150)
                                               ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 1998                  2,650,000        $   3,196        $  (2,756)        $     440

     Contributions of capital                          0              250                0               250
     Net Loss                                          0                0           (1,177)           (1,177)
                                               ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 1999                  2,650,000        $   3,446        $  (3,933)        $    (487)

     Contributions of capital                          0              650                0               650
     Net Loss                                          0                0           (1,400)           (1,400)
                                               ---------        ---------        ---------         ---------

BALANCES AT DECEMBER 31, 2000                  2,650,000        $   4,096        $  (5,333)        $  (1,237)

     Contributions of capital                          0            1,400                0             1,400
     Net Loss                                          0                0             (913)             (913)
                                               ---------        ---------        ---------         ---------

BALANCES AT JUNE 30, 2001                      2,650,000        $   5,496        $  (6,246)        $    (750)
                                               =========        =========        =========         =========


                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
      and the Period From July 1, 1997 (Date of Inception) to June 30, 2001


                                                                                         Inception
                                                                                             To
                                                          June 30,        June 30,        June 30,
                                                            2001            2000            2001
                                                          -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $  (913)        $(2,150)        $(6,246)
                                                          -------         -------         -------

     Adjustments to reconcile net
     loss to net cash used by
     operating activities

        Changes in assets and liabilities:
            Increase (Decrease)in accounts payable           (500)          1,500             750
                                                          -------         -------         -------

     Net cash used by operating activities                 (1,413)           (650)         (5,496)
                                                          -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                      0               0               0
                                                          -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                               1,400             650           2,846
     Proceeds from common stock issuance                        0               0           2,650
                                                          -------         -------         -------

     Net cash provided by financing
        activities                                          1,400             650           5,496
                                                          -------         -------         -------

NET INCREASE (DECREASE) IN CASH                               (13)              0               0
CASH AND EQUIVALENTS, BEGINNING                                13              13               0
                                                          -------         -------         -------

CASH AND EQUIVALENTS, ENDING                              $     0         $    13         $     0
                                                          =======         =======         =======



                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2001
             And the Period from July 1, 1997 (Date of Inception) to
                                  June 30, 2001


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

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At June 30, 2001 we had negative working capital of $750. Our net loss of $263 and $913 for the three months and six months ended June 30, 2001, respectively, resulted from costs associated with organizational expenses.

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

                                                 CRCB Corporation
                                                 (Registrant)


                                                /s/  Roxanne K. Beilly
                                                ---------------------------
                                                Roxanne K. Beilly
                                                President

Dated:   August 15, 2001