Form 10QSB
period 2001-09-30
CRCB CORP
filed 2001-11-07
CIK 1084359

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2001
             -------------------------------------------------
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________


                        Commission File Number: 000-28565
                        ---------------------------------
                                CRCB CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Florida                                 65-0820046
   ------------------------------                 ------------------
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


                               YES   X     NO
                                   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,000 shares as of November 12, 2001.

                                CRCB CORPORATION
              Form 10-QSB for the quarter ended September 30, 2001

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

         When used in this Quarterly Report on Form 10-QSB, "CRCB,", "we," "our," and "us" refers to CRCB Corporation.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)






                                    CONTENTS
                                    --------


 PART 1. FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         INDEPENDENT ACCOUNTANTS' REPORT                        1
         -------------------------------

         BALANCE SHEET                                          2


         STATEMENTS OF OPERATIONS                               3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY          4


         STATEMENTS OF CASH FLOWS                               5


NOTES TO FINANCIAL STATEMENTS                                   6
-----------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders
CRCB CORPORATION

We have reviewed the accompanying balance sheet of CRCB Corporation (a development stage company) as of September 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the nine months ended September 30, 2001 and 2000 and for the period from July 1, 1997 (date of inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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




LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

October 26, 2001

                              CRCB CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                               September 30, 2001


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

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  For the Three and Nine Months Ended September
                                30, 2001 and 2000
   and the Period From July 1, 1997 (Date of Inception) to September 30, 2001

                                            Three Months                        Nine Months                        Inception
                                               Ended                              Ended                               To
                                           September 30,     September 30      September 30,    September 30,     September 30,
                                               2001             2000              2001              2000             2001
                                           -----------      -----------       -----------       -----------       -----------
REVENUES                                   $         0      $         0       $         0       $         0       $         0


OPERATING EXPENSES:
     General and administrative                      0              750               913             2,900             6,246
                                           -----------      -----------       -----------       -----------       -----------

         NET LOSS BEFORE INCOME TAXES                0             (750)             (913)           (2,900)           (6,246)

INCOME TAX EXPENSE (BENEFIT)                         0                0                 0                 0                 0
                                           -----------      -----------       -----------       -----------       -----------

         NET LOSS                          $         0      $      (750)      $      (913)      $    (2,900)      $    (6,246)
                                           ===========      ===========       ===========       ===========       ===========


LOSS PER COMMON SHARE                             0.00            (0.00)             0.00             (0.00)
                                           ===========      ===========       ===========       ===========


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                      2,650,000        2,650,000         2,650,000         2,650,000
                                           ===========      ===========       ===========       ===========



                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
   and the Period From July 1, 1997 (Date of Inception) to September 30, 2001

                                                             COMMON STOCK
                                                             AND CAPITAL                            TOTAL
                                                              IN EXCESS        ACCUMULATE       STOCKHOLDERS'
                                             SHARE          OF PAR VALUE        DEFICIT            EQUITY
                                           ---------         ---------         ---------          ---------
BALANCES AT JULY 1, 1997                           0         $       0         $       0          $       0
     July 1, 1997 - Issuance of
         common stock in exchange
         for organizational costs          2,606,000             2,606                 0              2,606
     Contributions of capital                      0                 0                 0                  0
     Net Loss                                      0                 0            (2,606)            (2,606)
                                           ---------         ---------         ---------          ---------

BALANCES AT DECEMBER 31, 1997              2,606,000             2,606            (2,606)                 0
     From April 1, 1998 to
         April 10, 1998 - Issuance
         of common stock at $.01
         per share                            14,000               140                 0                140
     From October 9, 1998 to
         November 10, 1998 -
         Issuance of common stock
         at $.01 per share                    30,000               300                 0                300
     Contribution of capital                       0               150                 0                150
     Net Loss                                      0                 0              (150)              (150)
                                           ---------         ---------         ---------          ---------

BALANCES AT DECEMBER 31, 1998              2,650,000         $   3,196         $  (2,756)         $     440

     Contributions of capital                      0               250                 0                250
     Net Loss                                      0                 0            (1,177)            (1,177)
                                           ---------         ---------         ---------          ---------

BALANCES AT DECEMBER 31, 1999              2,650,000         $   3,446         $  (3,933)         $    (487)

     Contributions of capital                      0               650                 0                650
     Net Loss                                      0                 0            (1,400)            (1,400)
                                           ---------         ---------         ---------          ---------

BALANCES AT DECEMBER 31, 2000              2,650,000         $   4,096         $  (5,333)         $  (1,237)

     Contributions of capital                      0             1,400                 0              1,400
     Net Loss                                      0                 0              (913)              (913)
                                           ---------         ---------         ---------          ---------

BALANCES AT SEPTEMBER 30, 2001             2,650,000         $   5,496         $  (6,246)         $    (750)
                                           =========         =========         =========          =========



                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
               and 2000 and the Period From July 1, 1997 (Date of
                        Inception) to September 30, 2001

                                                                                            Inception
                                                                                               To
                                                         September 30,    September 30,    September 30,
                                                             2001             2000             2001
                                                           -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (913)         $(2,900)         $(6,246)
                                                           -------          -------          -------

     Adjustments to reconcile net
     loss to net cash used by
     operating activities

        Changes in assets and liabilities:
            Increase (Decrease)in accounts payable            (500)           2,250              750
                                                           -------          -------          -------

     Net cash used by operating activities                  (1,413)            (650)          (5,496)
                                                           -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                       0                0                0
                                                           -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions of capital                                1,400              650            2,846
     Proceeds from common stock issuance                         0                0            2,650
                                                           -------          -------          -------

     Net cash provided by financing
        activities                                           1,400              650            5,496
                                                           -------          -------          -------

NET INCREASE (DECREASE) IN CASH                                (13)               0                0
CASH AND EQUIVALENTS, BEGINNING                                 13               13                0
                                                           -------          -------          -------

CASH AND EQUIVALENTS, ENDING                               $     0          $    13          $     0
                                                           =======          =======          =======




                 See accompanying notes and accountants' report.

                                CRCB CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2001
             And the Period from July 1, 1997 (Date of Inception) to
                               September 30, 2001


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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

         We are a development stage company and we have not engaged in any material operations or had any revenues from operations since our inception. At September 30, 2001, we had negative working capital of $750. Our net loss of $-0- and $913 for the three months and nine months ended September 30, 2001, respectively, resulted from costs associated with organizational expenses.

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


                                                CRCB Corporation
                                                (Registrant)


                                                /s/  Roxanne K. Beilly
                                                --------------------------------
                                                Roxanne K. Beilly
                                                President


Dated:   November 7, 2001